Form 10-K/A
Wells Fargo Commercial Mortgage Trust 2015-C29
filed 2016-04-06
CIK 1643550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 25, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.8 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.8 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.7 TriMont Real Estate Advisors, Inc., as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Custodian of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.14 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (see Exhibit 33.8)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.8)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.7 TriMont Real Estate Advisors, Inc., as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Custodian of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.14 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
35.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.7 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 6, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.7 TriMont Real Estate Advisors, Inc., as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Custodian of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.14 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (see Exhibit 33.8)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.8)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
34.7 TriMont Real Estate Advisors, Inc., as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Custodian of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.14 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
35.2 National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)
35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.7 Rialto Capital Advisors, LLC, as Special Servicer of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Bella Luna / San Lucas Mortgage Loan (filed as Exhibit 35.8 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Brickyard Square Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-195164-09 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of June 19, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)