Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2015-C29
filed 2021-03-15
CIK 1643550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Bella Luna / San Lucas Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Brickyard Square Mortgage Loan, which constituted approximately 1.0% of the asset pool of the issuing entity as of its cut-off date.  The Brickyard Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Brickyard Square Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2015-C28 transaction, Commission File Number 333-195164-08 (the “WFCMT 2015-C28 Transaction”). This loan combination, including the Brickyard Square Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-C28 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Brickyard Square Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Brickyard Square Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the special servicer) of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Brickyard Square Mortgage Loan prior to April 30, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Brickyard Square Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFCMT 2015-C28 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement and the Brickyard Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of the Brickyard Square Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Brickyard Square Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Brickyard Square Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Brickyard Square Mortgage Loan on and after April 30, 2020 and Pentalpha Surveillance LLC as Trust Advisor of the Brickyard Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the Brickyard Square Mortgage Loan on and after April 30, 2020, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Brickyard Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-C28 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-C28 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-C28 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein).

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

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

33.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10       National Tax Search, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 30, 2020 (see Exhibit 33.3)

33.13       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 30, 2020 (Omitted. See Explanatory Notes.)

33.14       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.9)

33.18       National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.10)

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

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

34.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10       National Tax Search, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 30, 2020 (see Exhibit 34.3)

34.13       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 30, 2020 (Omitted. See Explanatory Notes.)

34.14       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 34.9)

34.18       National Tax Search, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 34.10)

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

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 30, 2020 (see Exhibit 35.3)

35.8         LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 30, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 15, 2021