Form 10-K
period 2022-12-31
Wells Fargo Commercial Mortgage Trust 2015-C29
filed 2023-03-13
CIK 1643550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after October 6, 2022 and the Brickyard Square Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combination that includes the Brickyard Square Mortgage Loan, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC as trust advisor of the Brickyard Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.2           Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 26, 2015 under Commission File No. 333-195164-09 and incorporated by reference herein)..

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to October 6, 2022

33.4         LNR Partners, LLC, as General Special Servicer on and after October 6, 2022

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor prior to November 7, 2022

33.10       BellOak, LLC, as Trust Advisor on and after November 7, 2022

33.11       CoreLogic Solutions, LLC, as Servicing Function Participant

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.14       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 33.1)

33.15       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan (see Exhibit 33.4)

33.16       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 33.8)

33.18       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.11)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.13)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to October 6, 2022

34.4         LNR Partners, LLC, as General Special Servicer on and after October 6, 2022

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor prior to November 7, 2022

34.10       BellOak, LLC, as Trust Advisor on and after November 7, 2022

34.11       CoreLogic Solutions, LLC, as Servicing Function Participant

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.14       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 34.1)

34.15       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan (see Exhibit 34.4)

34.16       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 34.8)

34.18       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 34.11)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.13)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to October 6, 2022

35.4         LNR Partners, LLC, as General Special Servicer on and after October 6, 2022

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan (see Exhibit 35.4)

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

Date: March 10, 2023