Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2015-C29
filed 2024-03-13
CIK 1643550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Brickyard Square Mortgage Loan prior to April 24, 2023. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combination that includes the Brickyard Square Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the Brickyard Square Mortgage Loan on and after April 24, 2023 and Pentalpha Surveillance LLC as trust advisor of the Brickyard Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Greystone Servicing Company LLC as special servicer of the Brickyard Square Mortgage Loan on and after April 24, 2023, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.3         LNR Partners, LLC, as General Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         BellOak, LLC, as Trust Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 33.1)

33.13       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 24, 2023 (see Exhibit 33.3)

33.14       Greystone Servicing Company LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

33.15       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 33.7)

33.17       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 33.9)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         LNR Partners, LLC, as General Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         BellOak, LLC, as Trust Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 34.1)

34.13       LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 24, 2023 (see Exhibit 34.3)

34.14       Greystone Servicing Company LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

34.15       Wilmington Trust, National Association, as Trustee of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Brickyard Square Mortgage Loan (see Exhibit 34.7)

34.17       Pentalpha Surveillance LLC, as Trust Advisor of the Brickyard Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brickyard Square Mortgage Loan (see Exhibit 34.9)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         LNR Partners, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Brickyard Square Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Brickyard Square Mortgage Loan prior to April 24, 2023 (see Exhibit 35.3)

35.9         Greystone Servicing Company LLC, as Special Servicer of the Brickyard Square Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024